Form 10-K
period 1998-12-31
CHASE MANHATTAN AUTO OWNER TRUST 1997-B; CHASE MANHATTAN BANK USA
filed 1999-03-31
CIK 1042751, 869090

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                       __________________
                            FORM 10-K

                FOR ANNUAL AND TRANSITION REPORTS
             PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
(Mark One)

__x__     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended:  December 31, 1998
                               OR
_____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                Commission file number   333-7575
                ----------------------   --------

             Chase Manhattan Auto Owner Trust 1997-B
                              (issuer)
             ----------------------------------------

       The Chase Manhattan Bank USA, National Association
                              (depositor)
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)

               Delaware                      13-2633612
               ---------                     -----------
    (State or Other Jurisdiction of         (IRS Employer
    Incorporation or Organization)          Identification
                                               Number)

802 Delaware Avenue, Wilmington, Delaware        19801
-----------------------------------------        ------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:  (302) 575-5033

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

                             Part I

Item 1.   Business

       Omitted.

Item 2.   Properties

       The Trust is the holder of certain auto loans transferred to it by the Bank's predecessor.

       The Trust has acquired certain auto loan receivables from the Bank pursuant to a Sale and Servicing Agreement (the "Sale and Servicing Agreement"). The aggregate amount of charge-offs with respect to the assets of the Trust for the year ended December 31, 1998 was $5,400,589.47. As of December 31, 1998, the aggregate principal balance of Receivables in the Trust was $480,199,817.00, and the aggregate principal balances of delinquent Receivables in the Trust were as follows:

             Delinquency     Principal Balance
             -----------     -----------------
             30-59 days        $652,397.10
             60-89 days        $223,282.21
             90-119 days       $136,859.44
             120+ days         $229,204.70


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

                                Part II

Item 5.   Market for Registrant's Common Equity and Related
       Stockholders Matters

       The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by certificates of beneficial interest (the "Certificates"). To the knowledge of the registrant, the Certificates are traded in the over-the-counter market to a limited extent.

       As of December 31, 1998, except for a Certificate registered in the name of the registrant, all of the Certificates were registered in the name of CEDE and Co.
       The registrant understands that CEDE and Co. is the nominee for The Depository Trust Company ("DTC").

       The records provided to the Trust by DTC indicate that as of December 31, 1998, the number of holders of Record for each class of securities issued by the Trust was as follows:

               Series                  # of Holders
               ------                  ------------
               1997-B  A-1                  0
                       A-2                 16
                       A-3                 24
                       A-4                 20
                       A-5                  7
                       Certificates         8


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


Item 6.   Selected Financial Data

       Omitted.

Item 7.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations

               Year 2000 efforts for Chase Auto Finance are being coordinated, managed and monitored as part of the Year 2000 efforts of The Chase Manhattan Corporation (the "Corporation") by the Corporation's Year 2000 Enterprise Program Office (the "Program Office"). The Program Office reports directly to the Executive Committee of the Corporation and is responsible for the Corporation's Year 2000 efforts, both technical and business-related, on a global basis. In addition, a Year 2000 Core Team (the "Core Team"), consisting of senior managers from internal audit, technology risk and control, financial management and control, the technology infrastructure division, legal and the Program Office, provides independent oversight of the process. The Core Team, which also reports directly to the Corporation's Executive Committee, is charged with identifying key risks and ensuring necessary management attention for timely resolution of project issues.

               The Corporation's Year 2000 Program continues to progress. As of January 1, 1999, the Corporation established a Year 2000
          Business Risk Council, comprised of approximately 20 senior business leaders -- line managers, risk managers, and representatives of key staff functions -- to identify potential Year 2000 business risks, coordinate planning and readiness efforts, refine contingency plans for Year 2000, and establish a Year 2000 command center structure and rapid response teams.

               The Corporation's Year 2000 Program is tracked against well-defined milestones. The Corporation completed its inventory and assessment phases on schedule on September 30, 1997, identifying affected hardware and software, prioritizing tasks and establishing implementation plans. As of December 31, 1998, substantially all of the applications related to the operations of Chase Auto Finance had been remediated. In 1999, attention will continue to be focused on completing the remediation of all business software applications, as well as ensuring that those software application systems that have been remediated, tested and certified are, and remain, Year 2000 ready.

               Since early 1999, the Corporation has increased its tracking and risk management of third party service providers. In addition, a major focus of 1999 has been continued customer and "street" (i.e., industry-wide) testing. Testing initiatives commenced during the third quarter of 1998 and the Corporation expects to continue to participate in customer and street tests as they continue to be scheduled during the remainder of 1999.

               At December 31, 1998, the Corporation's estimate for Year 2000 remediation costs for 1997 - 1999 was approximately $363 million. None of these costs will be borne by the Trust.

               In its normal course of business, the Corporation manages many types of risk. The Corporation recognizes that the risks presented by Year 2000 are unique given the pervasive nature of the problem and the higher likelihood that Year 2000 risk may present itself in multiple, simultaneous impacts. Because of this, the Corporation has adjusted and will continue to adjust its risk management processes and contingency plans to take the most probable anticipated effects into account. In this regard, the Corporation has begun its event planning for the Year 2000 with the goal of preventing or mitigating potential disruptions. The Corporation's Year 2000 events planning includes creation of command centers; performance of dress rehearsals and simulation modeling for various possible business and operation risks; establishment of special rapid response technology teams; scheduling of availability of key personnel; additional training and testing activities; and the establishment of rapid decision processes.

               The Corporation's expectations for completion of its Year 2000 remediation and testing efforts, the anticipated costs to complete the project and the anticipated business, operational and financial risks to the Corporation, Chase Auto Finance and the Trust are subject to a number of uncertainties. In particular, a large number of failures by account obligors, banks and other financial institutions or other participants in the national payments system could adversely affect the timing and amount of collections on the Receivables.

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

       Omitted.

Item 11.  Executive Compensation

       Omitted

Item 12.  Security Ownership of Certain Beneficial Owners and
       Management


       The records of DTC indicate that at December 31, 1998, there were 24 participants in the DTC system that held positions in a class of securities of the Trust equal to more than 5% of the total principal amount of that class outstanding on that date.

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

                    23.1 Consent of Independent Accountants

                    28.1 Annual Management Report on Internal Controls

                    28.2 Annual Servicer's Certificate pursuant to Section 4.10 of the Agreement

                    28.3 Annual Independent Accountant's
                    Servicing Reports pursuant to Section 4.11 of the Agreement


       (b)  Reports on Form 8-K.

       The following reports were filed on Form 8-K in 1998:

Date                  Items Reported        Financial Statements

January 22, 1998      5, 7                  monthly report to
                                            certificateholders
                                            dated 1/15/98

February 24, 1998     5, 7                  monthly report to
                                            certificateholders
                                            dated 2/16/98

March 19, 1998        5, 7                  monthly report to
                                            certificateholders
                                            dated 3/16/98

April 23, 1998        5, 7                  monthly report to
                                            certificateholders
                                            dated 4/15/98

May 22, 1998          5, 7                  monthly report to
                                            certificateholders
                                            dated 5/16/98

June 18, 1998         5, 7                  monthly report to
                                            certificateholders
                                            dated 6/15/98

July 20, 1998         5, 7                  monthly report to
                                            certificateholders
                                            dated 7/15/98

August 25, 1998       5, 7                  monthly report to
                                            certificateholders
                                            dated 8/17/98

September 25, 1998    5, 7                  monthly report to
                                            certificateholders
                                            dated 9/15/98

October 23, 1998      5, 7                  monthly report to
                                            certificateholders
                                            dated 10/23/98

December 1, 1998      5, 7                  monthly report to
                                            certificateholders
                                            dated 11/16/98

January 13, 1998        5, 7                monthly report to
                                            certificateholders
                                            dated 12/15/98

                            SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Chase Manhattan Auto Owner Trust 1997-B

                      by: Chase Manhattan Bank USA, National
                          Association


                      By:  /s/ Patricia Garvey
                          --------------------
                          Name: Patricia Garvey
                          Title: Vice President

Date:  March 29, 1999

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

28.1                 Annual Management Report on Internal Controls

28.2                 Annual Servicer's Certificate
                     pursuant to Section 4.10 of the
                     Agreement

28.3                 Annual Accountant's Report
                     pursuant to Section 4.11 of the
                     Agreement

                                                                   Exhibit 23.1
Consent of Independent Accountants


We hereby consent to the incorporation by reference in the prospectuses constituting part of the Registration Statement on Form S-3 (No. 333-7575) of Chase Manhattan Bank, USA, National Association of our report dated March 15, 1999 appearing as Exhibit 28.2 of this Form 10-K.


PRICEWATERHOUSECOOPER LLP



New York, New York
March 15, 1999

                                                                   Exhibit 28.1
                                   March 15, 1999


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

Management of Chase Manhattan Bank USA, N.A. assessed its system of internal control over servicing of securitized automobile financing receivables as of December 31, 1998 in relation to criteria for effective internal control described in "Internal Control - Integrated Framework" issued by the Committee of
Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 1998, Chase Manhattan Bank USA, N.A. maintained an effective system of internal control over servicing of securitized automobile financing receivables.



                                   /s/ Keith Schuck
                                   ----------------
                                   Keith Schuck
                                   Vice President
                                   Chase Manhattan Bank USA, N.A.

                                                                   Exhibit 28.2

Report of Independent Accountants

March 15, 1999

To the Board of Directors of
Chase Manhattan Bank USA, N.A.

We have examined management's assertion that, as of December 31, 1998, Chase Manhattan Bank USA, N.A. maintained an effective system of internal control over servicing of securitized automobile financing receivables, included in the accompanying
Management Report on Internal Control Over Servicing of
Securitized Automobile Financing Receivables.

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

In our opinion, management's assertion that, as of December 31, 1998, Chase Manhattan Bank USA, N.A. maintained an effective system of internal control over servicing of securitized automobile financing receivables, is fairly stated, in all material respects, based upon the criteria for effective internal control described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.


PRICEWATERHOUSECOOPERS LLP



New York, New York
March 15, 1999

                                                                  Exhibit 28.3

                  ANNUAL SERVICER'S CERTIFICATE

                 CHASE MANHATTAN BANK USA, N.A.



              Chase Manhattan Auto Owner Trust 1997-B


      The  undersigned, a duly authorized representative of Chase
Manhattan Bank USA, N.A. ("Chase USA"), as Seller and Servicer pursuant to the Sale and Servicing Agreement dated as of June 1, 1997 (the "Sale and Servicing Agreement") by and between Chase
USA, and Wilmington Trust Company, as Owner Trustee (the "Owner Trustee") does hereby certify that:

       1. A review of the activities of the Servicer during the period from June 1, 1998 until December 31, 1998 was conducted under my supervision.

       2. Based on such review, the Servicer has, to the best of my knowledge, fully performed in all material respects all its obligations under the Pooling and Servicing Agreement throughout such period and no material default in the performance of such obligations has occurred or is continuing except as set forth in paragraph 3 below.

       3.  None.

      IN WITNESS WHEREOF, the undersigned has duly executed this certificate this 15th day of March 1999.



                                   /s/ Keith Schuck
                                   ----------------
                                   Keith Schuck
                                   Vice President