Form 10-K
period 1999-12-31
CHASE MANHATTAN AUTO OWNER TRUST 1997-B
filed 2000-03-29
CIK 1042751

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

  X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----      EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 1999

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from       to
                               -----    -----

                        Commission file number 333-07575

                Chase Manhattan Auto Owner Trust 1997-B (issuer)


           Chase Manhattan Bank USA, National Association (depositor)
             (Exact name of registrant as specified in its charter)

         USA                                                 22-2382028
(State of Other Jurisdiction of                     (IRS Employer
Incorporation or Organization)                      Identification Number)

802 Delaware Avenue, Wilmington, DE                           19801
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:   (302) 575-5033

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class           Name of Each Exchange of Which Registered
                NONE                                     N/A

Securities registered pursuant to Section 12(g) of the Act:

               NONE
         (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days: YES   X        NO
                                              -----         -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K or any amendment to this Form 10-K.   X
                                                                -----

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

      The registrant has no voting or non-voting common stock outstanding as of the date of this report. The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                      DOCUMENTS INCORPORATED BY REFERENCE.

      List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1980).

         None.

Introductory Note

         Chase Manhattan Auto Owner Trust 1997-B (the "Trust") was formed pursuant to a Trust Agreement (the "Agreement") between Chase Manhattan Bank USA, National Association (the "Bank"), as seller and servicer, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in "no-action" letter submitted to the Office of Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

Part I

Item 1.           Business

         Omitted.

Item 2.           Properties

         The Trust has acquired certain auto loan receivables from the Bank pursuant to a Sale and Servicing Agreement. The aggregate principal balance of the receivables, as of December 31, 1999, was $251,037,801.00.

         The Trust also holds a reserve account, pursuant to the Sale and Servicing Agreement. The principal balance of the reserve account, as of December 31, 1999, was $7,531,134.02.

         The aggregate balance of receivables that were 60 or more days past due, as of December 31, 1999, was $2,238,887.32, or 0.892% of the receivables by principal balance.

         The aggregate amount of principal charge-offs, net of recoveries, for the year ended December 31, 1999, was $3,017,213.23, or 0.8252% of the average aggregate outstanding principal balance of the receivables for that year.

Item 3.           Legal Proceedings

         The Registrant knows of no material pending legal proceedings with respect to the Trust, the Trustee or The Bank.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of Certificateholders during the fiscal year covered by this report.

Part II

Item 5.           Market for Registrant's Common Equity and Related Stockholders
                  Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by certificates of beneficial interest (the "Certificates"). The registrant is also the issuer of two outstanding classes of asset backed notes ("Notes"). To the knowledge of the registrant , the Certificates are traded in the over-the-counter market to a limited extent.

         As of December 31, 1999, all of the Certificates were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates held of record by CEDE & Co., and that DTC knows only the identity of the participants to those whose accounts such Certificates are credited, who may or may not be the beneficial owners of the Certificates.

         The records provided to the Trust by DTC indicate that as of December 31, 1999, the number of holders of record for each class of securities issued by the Trust were as follows:

         Class                                       # of Holders
       ---------                                  ------------------
         A3                                          27
         A4                                          19
         A5                                          13
         Certificates                                6

Item 6.           Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Omitted.

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

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that at December 31, 1999, there were 15 participants in the DTC system that held positions in a class of securities of the Trust equal to more than 5% of the total principal amount of a class of securities outstanding on that date:

------------------------------------------------------------------------------------------------
                     Name & Address of Participant       Original Certificate     % of Class
                                                          Principal Balance
------------------------------------------------------------------------------------------------
Class A-3            Bank of New York (The)                    28,990,000          12.77%
                     925 Patterson Plank Rd.
                     Secaucus, NJ  07094
------------------------------------------------------------------------------------------------
                     Bankers Trust Company                     12,115,000           5.34%
                     C/O BT Services Tennessee Inc.
                     648 Grassmere Park Drive
                     Nashville, TN  37211
------------------------------------------------------------------------------------------------
                     Boston Safe Deposit and Trust             50,095,000          22.07%
                     Company
                     C/O Mellon Bank N.A.
                     Three Mellon Bank Center
                     Room 153-3015
                     Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                      71,300,000          31.41%
                     4 New York Plaza
                     13th Floor
                     New York, NY  10004
------------------------------------------------------------------------------------------------
Class A-4            Bank of New York (The)                    10,750,000           8.08%
                     925 Patterson Plank Rd.
                     Secaucus, NJ  07094
------------------------------------------------------------------------------------------------
                     Bankers Trust Company                     11,100,000           8.35%
                     C/O BT Services Tennessee Inc.
                     648 Grassmere Park Drive
                     Nashville, TN  37211
------------------------------------------------------------------------------------------------
                     Chase Manhattan Bank                      64,500,000          48.50%
                     4 New York Plaza
                     13th Floor
                     New York, NY  10004
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
                     State Street Bank and Trust               12,000,000           9.02%
                     Company
                     1776 Heritage Dr.
                     Global Corporate Action Unit
                     JAB 5NW
                     No. Quincy, MA  02171
------------------------------------------------------------------------------------------------
Class A-5            Bankers Trust Company                     49,350,000          70.50%
                     C/O BT Services Tennessee Inc.
                     648 Grassmere Park Drive
                     Nashville, TN  37211
------------------------------------------------------------------------------------------------
                     Northern Trust Company (The)               7,250,000          10.35%
                     801 S. Canal C-IN
                     Chicago, IL  60607
------------------------------------------------------------------------------------------------
                     Salomon Smith Barney Inc.                  5,250,000           7.50%
                     333 W. 34th Street
                     New York, NY  10001
------------------------------------------------------------------------------------------------
Certificate          Chase Manhattan Bank                      17,148,000          58.83%
                     4 New York Plaza
                     13th Floor
                     New York, NY  10004
------------------------------------------------------------------------------------------------
                     FUNB - Phila. Main                         2,000,000           6.86%
                     123 South Broad Street
                     Philadelphia, PA  19109
------------------------------------------------------------------------------------------------
                     Investors Bank & Trust/M.F.                5,850,000          20.07%
                     Custody
                     200 Clarendon Street
                     15th Fl Hancock Tower
                     Boston, MA  02116
------------------------------------------------------------------------------------------------
                     State Street Bank and Trust                2,000,000           6.86%
                     Company
                     1776 Heritage Dr.
                     Global Corporate Action Unit
                     JAB 5NW
                     No. Quincy, MA  02171
------------------------------------------------------------------------------------------------


Item 13. Certain Relationships and Related Transactions

         None.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K

                  (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

         Exhibit Number        Description
         --------------        ----------------
         23.1                  Consent of Independent Accountants.

         28.1                  Annual Management Report on Internal Controls

         28.2                  Annual  Servicer's Certificate pursuant to
                               Section 4.10 of the Agreement.

         28.3 Annual Independent Accountants' Servicing Reports pursuant to Section 4.11 of the Agreement.

         28.4 Annual Issuer's Certificate of Compliance with the Indenture.

                  (b)      Reports on Form 8-K.

         The following reports were filed on Form 8-K in 1999:

Date             Items Reported         Financial Statements
------------     ------------------     -----------------------------
2/4/1999         5, 7                   Monthly report to certificateholders
                                        dated 1/15/1999

3/16/1999        5, 7                   Monthly report to certificateholders
                                        dated 2/15/99

6/23/1999        5, 7                   Monthly report to certificateholders
                                        dated 3/15/1999, 4/15/1999 and 5/17/1999

6/30/1999        5, 7                   Monthly report to certificateholders
                                        dated 6/15/1999

7/30/1999        5, 7                   Monthly report to certificateholders
                                        dated 7/15/1999

8/27/1999        5, 7                   Monthly report to certificateholders
                                        dated 8/16/1999

9/30/1999        5, 7                   Monthly report to certificateholders
                                        dated 9/15/1999

10/29/1999       5, 7                   Monthly report to certificateholders
                                        dated 10/15/1999

11/30/1999       5, 7                   Monthly report to certificateholders
                                        dated 11/15/1999

12/23/1999       5, 7                   Monthly report to certificateholders
                                        dated 12/15/1999

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2000


                                       Chase Manhattan Auto Owner Trust 1997-B

                                       by: Chase Manhattan Bank USA,
                                       National Association


                                       By:  /s/ Patricia Garvey
                                       -----------------------------------
                                       Name:    Patricia Garvey
                                       Title:   Vice President

                                INDEX TO EXHIBITS

Exhibit Number:          Description:
----------------         ------------------------
23.1                     Consent of Independent Accountants

28.1                     Annual Management Report on Internal Controls

28.2 Annual Servicer's Certificate pursuant to Section 4.10 of the Agreement

28.3 Annual Independent Accountant's Servicing Reports pursuant to Section 4.11 of the Agreement

28.4                     Annual Issuer's Certificate of Compliance with the
                         Indenture